Form 10-Q
period 2008-06-30
FASHION FANTASIA CO
filed 2008-10-07
CIK 1438205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-53288

The Fashion Fantasia Company
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	20-8694976 (I.R.S. Employer Identification No.)

22 Berkshire Way East Brunswick, NJ (Address of principal executive offices)	08816 (Zip Code)

Registrant's telephone number, including area code      (732) 668-1654

(Former name or former address, if changed since last report.)

                       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No

                       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company X
(Do not check if a smaller reporting company)

                       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes            No   X   ..

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

                       Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes            No

Applicable only to corporate issuers:

                       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 3, 2008, there were 10,026,667 shares of common stock, par value $0.001, issued and outstanding.

The Fashion Fantasia Company

TABLE OF CONTENTS

PART I

PART I

Pursuant to 17 C.F.R §240.13A-13, this Quarterly Report for the period ended June 30, 2008, is being filed within 45 days after the effective date of our Registration Statement on Form 10, which was August 22, 2008.

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1	Financial Statements

THE FASHION FANTASIA COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$24,042	$26,559

Total Current Assets	24,042	26,559

Total Assets	$24,042	$26,559

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
Accrued expenses	$2,000	$3,750

Total Current Liabilities	2,000	3,750

STOCKHOLDERS' EQUITY:
Preferred stock at $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.001 par value, 100,000,000 shares authorized, 10,026,667 and 8,833,333 shares issued and outstanding, respectively	10,027	8,833
Additional paid-in capital	46,273	26,167
Deficit accumulated during the development stage	(34,258)	(12,191)

Total Stockholders' Equity	22,042	22,809

See accompanying notes to the financial statements

THE FASHION FANTASIA COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007

NET REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	12,767	-
General and administrative expenses	788	30

Total operating expenses	13,555	30

LOSS FROM OPERATIONS	(13,555)	(30)

OTHER INCOME:
Interest income	(155)	-

Total other income	(155)	-

LOSS BEFORE INCOME TAXES	(13,400)	(30)

INCOME TAXES	-	-

NET LOSS	$(13,400)	$(30)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,026,667	6,500,000

See accompanying notes to the financial statements

THE FASHION FANTASIA COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Period from July 29, 2003 (Inception) through June 30, 2008

NET REVENUES	$-	$2,000	$2,267

OPERATING EXPENSES:
Professional fees	20,866	-	28,366
General and administrative expenses	1,488	30	6,199

Total operating expenses	22,354	30	34,565

INCOME (LOSS) FROM OPERATIONS	(22,354)	1,970	(32,298)

OTHER INCOME:
Interest income	(287)	-	(540)

Total other income	(287)	-	(540)

INCOME (LOSS) BEFORE INCOME TAXES	(22,067)	1,970	(31,758)

INCOME TAXES	-	-	2,500

NET INCOME (LOSS)	$(22,067)	$1,970	$(34,258)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding - basic and diluted	9,592,002	6,500,000	7,196,462

See accompanying notes to the financial statements.

THE FASHION FANTASIA COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from July 29, 2003 (Inception) through June 30, 2008
(UNAUDITED)

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated During the	Total
	Number of Shares	Amount	Paid-in Capital	Development Stage	Stockholders' Equity (Deficit)

Balance, December 31, 2003	-	$-	$-	$-	$-

Issuance of common stock to founder on March 31, 2004	6,500,000	6,500	(6,500)	-	-

Net loss	-	-	-	-	-

Balance, December 31, 2004	6,500,000	$6,500	$(6,500)	$-	$-

Net loss	-	-	-	(1,500)	(1,500)

Balance, December 31, 2005	6,500,000	6,500	(6,500)	(1,500)	(1,500)

Net loss	-	-	-	(967)	(967)

Balance, December 31, 2006	6,500,000	6,500	(6,500)	(2,467)	(2,467)

Issuance of common stock for cash at $0.015 per share on April 25, 2007	333,333	333	4,667	-	5,000

Issuance of common stock for cash at $0.015 per share on July 30, 2007	2,000,000	2,000	28,000	-	30,000

Net loss	-	-	-	(9,724)	(9,724)

Balance, December 31, 2007	8,833,333	$8,833	$26,167	$(12,191)	$22,809

Issuance of common stock for cash at $0.03 per share on January 29, 2008	26,667	27	773	-	800

Issuance of common stock for cash at $0.001 per share on February 27, 2008	500,000	500	-	-	500

Issuance of common stock for cash at $0.03 per share on March 14, 2008	666,667	667	19,333	-	20,000

Net loss	-	-	-	(22,067)	(22,067)

Balance, June 30, 2008	10,026,667	$10,027	$46,273	$(34,258)	$22,042

See accompanying notes to the financial statements

THE FASHION FANTASIA COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Period from July 29, 2003 (Inception through June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$	$ (22,067)	$1,970	$(34,258)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense
Changes in operating assets and liabilities:
Accrued expenses		(1,750)	-	2,000

NET CASH PROVIDE BY (USED IN) OPERATING ACTIVITIES		(23,817)	1,970	(32,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock		21,300	5,000	56,300

NET CASH PROVIDED BY FINANCING ACTIVITIES		21,300	5,000	56,300

NET CHANGE IN CASH		(2,517)	6,970	24,042

Cash at beginning of period		26,559	-	-

Cash at end of period		$24,042	$6,970	$24,042

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid		$-	$-	$-

Taxes paid		$-	$-	$-

See accompanying notes to the financial statements

THE FASHION FANTASIA COMPANY
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
June 30, 2008 and 2007
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

                 The Fashion Fantasia Company (a development stage company) ("Fashion Fantasia" or the "Company") was incorporated on July 29, 2003 under the laws of the State of New Jersey. The Company engages in marketing and distribution of fashion accessories over the Internet and at the wholesale level to United States based buyers and consulting services relating to fashion industries.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

                 The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto contained in the information filed as part of the Company's Registration Statement on Form 10 as filed with the SEC on June 23, 2008. Interim results are not necessarily indicative of the results for the full year.

Development stage company

                 The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises" ("SFAS No. 7"). Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company' development stage activities.

Use of estimates

                 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

 Cash equivalents

                 The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

                 The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

                 The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" ("SAB No. 101"), as amended by SAB No. 104 ("SAB No. 104") for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

                 The Company derives its revenue from sales contracts with customers with revenues being generated upon the shipment of goods. Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board ("FOB") warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Income taxes

                 The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net income (loss) per common share

                 Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive common shares outstanding as of June 30, 2008 or 2007.

Recently issued accounting pronouncements

                 In June 2003, the United States Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•	of management's responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	of management's assessment of the effectiveness of our internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

                 Furthermore, in the following fiscal year, it is required to file the auditor's attestation report separately on the Company's internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

                 On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157 "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial condition and results of operations.

                 On February 15, 2007, the FASB issued FASB Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial condition and results of operations.

                 In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities" ("EITF Issue No. 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

                 In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) "Business Combinations" ("SFAS No. 141(R)"), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after

December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

                 In December 2007, the FASB issued FASB Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

                 In March 2008, the FASB issued FASB Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133" ("SFAS No. 161"), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No. 161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

                 Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

                 As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $34,258 at June 30, 2008, earned nominal amount of revenue since inception and had a net loss and cash used in operations of $22,067 and $23,817 for the six months ended June 30, 2008, respectively.

                 While the Company is attempting to produce sufficient revenues, the Company's cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

Common stock

                 On January 29, 2008, the Company sold 26,667 shares of its common stock at $0.03 per share to one (1) individual for $800.

                 On February 27, 2008, the Company sold 500,000 shares of its common stock at $0.001 per share to its legal counsel for $500.

                 On March 14, 2008, the Company sold 666,667 shares of its common stock at $0.03 per share to five (5) individuals for $20,000.

NOTE 5 - RELATED PARTY TRANSACTION

Office space

                 The Company has been provided office space by its Chief Executive Officer at no cost.

NOTE 6 - CONCENTRATION OF RISK

                 One (1) customer accounted for all of the net sales for the six months ended June 30, 2007. As a result, a termination in relationship or a reduction in orders from the customer could have a material adverse effect on the Company's results of operations and financial condition.

ITEM 2	Managements Discussion and Analysis of Financial Condition and Results of Operations.

                 Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

                 Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

                 We are a New Jersey-based company offering an array of fashion accessories over the Internet and at the wholesale level to U.S. based buyers. We are competing in a $30 billion market in the U.S. and our strategy is to leverage our Chinese sourcing relationship to provide value added products via the Internet.

Going Concern

                 Our independent registered public accounting firm states in their audit report that the audited financial statements of The Fashion Fantasia Company for the years ended December 31, 2007 and 2006 have been prepared assuming the company will continue as a going concern. In addition, our independent registered public accounting firm notes in the audit report that our lack of established sources of revenue raises substantial doubt about our ability to continue in business.

Critical Accounting Issues

                 Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by our management's applications of accounting policies. The critical accounting policies for us are establishing an allowance for doubtful receivables, valuation of inventory at the lower of cost or market and determining the estimated useful lives of property and equipment and intangible assets for depreciation and amortization calculations.

Three Months Ended June 30, 2008 and 2007

Results of Operations

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	For the Period from July 29, 2003 (Inception) through June 30, 2008

Revenues	$-	$-	$2,267
Operating expenses:
Professional fees	12,767	-	28,366
General and administrative expenses	788	30	6,199
Income (loss) from operations	(13,555)	(30)	(32,298)
Other income	(155)	-	(540)
Net income (loss)	$(13,400)	$(30)	$(34,258)

Revenue

                 Our revenue for the three months ended June 30, 2008 and 2007 was $0. We have had total revenues of $2,267 from our inception on July 29, 2003 through June 30, 2008. All of our revenue since our inception relates to fashion related consulting services. We did not have any revenues from consulting services during the three months ended June 30, 2008, and we do not expect to have additional revenues from consulting services or any material revenues at all until December 31, 2008.

Cost of revenue

                 Our cost of goods sold were $0 for the three month periods ended June 30, 2008 and 2007, and we have not had any cost of goods sold since our inception. Since the $2,267 in revenues we generated since our inception from consulting services there was no cost of goods sold related to these revenues.

Professional fees

                 We incurred $12,767 in professional fees for the three months ended June 30, 2008, compared to $0 for the same period one year ago and $28,366 since our inception. The professional fees we incurred for the three months ended June 30, 2008 related to $10,767 in legal fees and $2,000 in accounting fees, and the professional fees we have incurred since our inception related to $11,500 in accounting fees and $16,866 in legal fees.

General and administrative expenses

                 We incurred general and administrative expenses of $788 for the three months ended June 30, 2008 compared to general administrative expenses of $30 for the three months ended June 30, 2007 and $6,199 for the period since our inception. Our general and administrative expenses for the three months ended June 30, 2008 consisted primarily of approximately $370 in automobile expenses and approximately $307 in miscellaneous expenses.

Other Income

                 Our total other income was ($155) for the three months ended June 30, 2008, which consisted entirely of interest income, compared to $0 for the same period one year ago. We have a total of ($540) of other income since our inception through June 30, 2008, also consisting entirely of interest income.

Net Income (Loss)

                 We had a net loss of $13,400 for the three months ended June 30, 2008, compared to a net loss of $30 for the three months ended June 30, 2007. The net loss for the three months ended June 30, 2008 was a result of our lack of revenues and the amounts we spent on professional fees and general and administrative expenses. Our net loss for the period from July 29, 2003 (inception) through June 30, 2008 was $34,258.

Six Months Ended June 30, 2008 and 2007

Results of Operations
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	For the Period from July 29, 2003 (Inception) through June 30, 2008

Revenues	$-	$2,000	$2,267
Operating expenses:
Professional fees	20,866	-	28,366
General and administrative expenses	1,488	30	6,199
Income (loss) from operations	(22,354)	1,970	(32,298)
Other income	(287)	-	(540)
Net income (loss)	$(22,067)	$1,970)	$(34,258)

Revenue

                 Our revenue for the six months ended June 30, 2008 was $0, compared to revenues of $2,000 for the six months ended June 30, 2007. We have had total revenues of $2,267 from our inception on July 29, 2003 through June 30, 2008. All of our revenue since our inception relates to fashion related consulting services. We did not have any revenues from consulting services during the six months ended June 30, 2008, and we do not expect to have additional revenues from consulting services or any material revenues at all until December 31, 2008.

Cost of revenue

                 Our cost of goods sold were $0 for the six-month periods ended June 30, 2008 and 2007, and we have not had any cost of goods sold since our inception. Since the $2,267 in revenues we generated since our inception from consulting services there was no cost of goods sold related to these revenues.

Professional fees

                 We incurred $20,866 in professional fees for the six months ended June 30, 2008, compared to $0 for the same period one year ago and $28,366 since our inception. The professional fees we incurred for the six months ended June 30, 2008 related to $16,866 in legal fees and $4,000 in accounting fees, and the professional fees we have incurred since our inception related to $11,500 in accounting fees and $16,866 in legal fees.

General and administrative expenses

                 We incurred general and administrative expenses of $1,488 for the six months ended June 30, 2008 compared to general administrative expenses of $30 for the six months ended June 30, 2007 and $6,199 for the period since our inception. Our general and administrative expenses for the six months ended June 30, 2008 consisted primarily of approximately $580 in travel expenses, $370 in automobile expenses, $130 in office supplies, and $307 in miscellaneous expenses.

Other Income

                 Our total other income was ($287) for the six months ended June 30, 2008, which consisted entirely of interest income, compared to $0 for the same period one year ago. We have a total of ($540) of other income since our inception through June 30, 2008, also consisting entirely of interest income.

Net Income (Loss)

                 We had a net loss of $22,067 for the six months ended June 30, 2008, compared to net income of $1,970 for the six months ended June 30, 2007. The net loss for the six months ended June 30, 2008, was a result of our lack of revenues and the amounts we spent on professional fees and general and administrative expenses. Our net loss for the period from July 29, 2003 (inception) through June 30, 2008 was $34,258.

Liquidity and Capital Resources.

Introduction

                 As of June 30, 2008, we had total current assets of $24,042 and total current liabilities of $2,000. As of June 30, 2008, our assets consisted entirely of cash. During the period from July 29, 2003 (inception) through June 30, 2008, we incurred a net loss of $34,258.

                 Our ability to continue, as a going concern on a long-term basis is dependent upon our ability to generate sufficient cash flows from operations to meet our obligations on a timely basis, to obtain additional financing and ultimately attain profitability.

                 Although we have been successful in the past in raising capital, no assurance can be given that sources of financing will continue to be available and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on favorable terms.

                 To the extent that we raise additional capital through the sale of equity or convertible debt securities, dilution of the interests of existing shareholders may occur. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

                 Our cash, current assets, primary current liabilities, and total current liabilities as of June 30, 2008, compared to the end of our last quarterly period were:

	As of June 30, 2008	As of March 31, 2008	Change

Cash and cash equivalents	$24,042	$41,192	$(17,150)
Total current assets	24,042	41,192	(17,150)
Accrued expenses	2,000	5,750	(3,750)
Total current liabilities	2,000	5,750	(3,750)

Cash Requirements

                 We intend to use our available funds for working capital purposes.

Sources and Uses of Cash

Operating Activities

                 Our net cash provided by (used in) operating activities was ($23,817) for the six months ended June 30, 2008 and $1,970 for the six months ended June 30, 2007. The principal components of the decrease net cash used in operations for the six months ended June 30, 2008 were: (a) a net loss of $22,067, and (b) accrued expenses of $1,750. Our net cash provided by (used in) operating activities was ($32,258) for the period from July 29, 2003 (inception) through June 30, 2008.

Financing Activities

                 Our net cash provided by financing activities was $21,300 for the six months ended June 30, 2008, compared to $5,000 for the six months ended June 30, 2007, and were both the result of the sale of our common stock. Our net cash provided by financing activities was $56,300 for the period from July 29, 2003 (inception) through June 30, 2008, and was all the result of the sale of our common stock.

Debt Instruments, Guarantees, and Related Covenants

                 We do not have any long term debt and no significant short term debt, and have not entered into any guarantee arrangements or other related covenants.

Critical Accounting Policies

                 The preparation of our financial statements that are in conformity with accounting principles generally accepted in the United States of America require our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the financial statements. The same also applies for reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are located in the notes to the financial statements which are an integral component of this filing.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

                 We are exposed to market risks, which include interest rate changes in United States of America and the People's Republic of China, commodity prices and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

                 Commodity Prices. We are exposed to fluctuation in market prices for our raw materials. To mitigate risk associated with increases in market prices and commodity availability, we attempt to negotiate contracts with favorable terms directly with vendors. We do not enter into forward contracts or other market instruments as a means of achieving our objectives or minimizing our risk exposures on these materials.

                 Foreign Currency Risks. Our market risk associated with foreign currency rates is not considered to be material. To date, we have only had minor amounts of transactions that were denominated in currencies other than the currency of the country of origin, and, therefore, we have only minimal exposure to foreign currency exchange risk. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial to our current business.

ITEM 4	Controls and Procedures

                 We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

                 In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

                 A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

                 1.                  We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2008. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

                 2.                  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

                 To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

                 We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by working with our independent registered public accounting firm and refining our internal procedures.

Changes in Internal Control over Financial Reporting

                 Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T	Controls and Procedures

                 We are not required to furnish the information required by this Item until we report on our fiscal year ending December 31, 2008.

PART II
ITEM 1	Legal Proceedings

                 In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A	Risk Factors

                 On at least an annual basis, we are required to provide our shareholders with a statement of risk factors and other considerations for their review. Our risk factors have not substantially changed since our Registration Statement on Form 10/A filed on September 15, 2008, and our risk factors can be found in that filing.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

                 There have been no events that are required to be reported under this Item.
ITEM 3	Defaults Upon Senior Securities

                 There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

                 There have been no events that are required to be reported under this Item.
ITEM 5	Other Information

                 There have been no events that are required to be reported under this Item.

ITEM 6	Exhibits

3.1 (1)	Amended and Restated Articles of Incorporation of The Fashion Fantasia Company

3.2 (1)	Bylaws of The Fashion Fantasia Company

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 (1)         Incorporated by reference from our Registration Statement on Form 10-12G filed with the Commission on June 23, 2008

SIGNATURES

                 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 7, 2008	The Fashion Fantasia Company

/s/ Hong Zhao
	By:	Hong Zhao
Chief Executive Officer, Chief Financial Officer, Secretary and Chairwoman of the Board of Directors