Form 10-Q
period 2008-09-30
FASHION FANTASIA CO
filed 2008-11-13
CIK 1438205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(732) 668-1654
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

                       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No

                       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

                       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 12, 2008, there were 10,026,667 shares of common stock, par value $0.001, issued and outstanding.

The Fashion Fantasia Company

TABLE OF CONTENTS

PART I

PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 1	Financial Statements

THE FASHION FANTASIA COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$20,844	$26,559

Total Current Assets	20,844	26,559

Total Assets	$20,844	$26,559

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
Accrued expenses	$4,000	$3,750

Total Current Liabilities	4,000	3,750

STOCKHOLDERS' EQUITY:
Preferred stock at $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock at $0.001 par value, 100,000,000 shares authorized, 10,026,667 and 8,833,333 shares issued and outstanding, respectively	10,027	8,833
Additional paid-in capital	46,273	26,167
Deficit accumulated during the development stage	(39,456)	(12,191)

Total Stockholders' Equity	16,844	22,809

Total Liabilities and Stockholders' Equity	$20,844	$26,559

See accompanying notes to the financial statements

THE FASHION FANTASIA COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007

NET REVENUES	$-	$267

OPERATING EXPENSES:
Professional fees	2,000	3,750
General and administrativeexpenses	3,250	4,214

Total operating expenses	5,250	7,964

LOSS FROM OPERATIONS	(5,250)	(7,697)

OTHER INCOME:
Interest income	(52)	(98)

Total other income	(52)	(98)

LOSS BEFORE INCOME TAXES	(5,198)	(7,599)

INCOME TAXES	-	500

NET LOSS	$(5,198)	$(8,099)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,026,667	8,181,133

See accompanying notes to the financial statements

THE FASHION FANTASIA COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Period from July 29, 2003 (Inception) through September 30, 2008

NET REVENUES	$-	$2,267	$2,267

OPERATING EXPENSES:
Professional fees	22,866	3,750	30,366
General and administrativeexpenses	4,738	4,244	9,449

Total operating expenses	27,604	7,994	39,815

LOSS FROM OPERATIONS	(27,604)	(5,727)	(37,548)

OTHER INCOME:
Interest income	(339)	(98)	(592)

Total other income	(339)	(98)	(592)

LOSS BEFORE INCOME TAXES	(27,265)	(5,629)	(36,956)

INCOME TAXES	-	500	2,500

NET LOSS	$(27,265)	$(6,129)	$(39,456)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	9,737,929	7,147,133	7,433,251

See accompanying notes to the financial statements.

THE FASHION FANTASIA COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from July 29, 2003 (Inception) through September 30, 2008
(UNAUDITED)

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated During the	Total
	Number of Shares	Amount	Paid-in Capital	Development Stage	Stockholders' Equity (Deficit)

Balance, December 31, 2003	-	$-	$-	$-	$-

Issuance of common stock to founder on March 31, 2004	6,500,000	6,500	(6,500)	-	-

Net loss	-	-	-	-	-

Balance, December 31, 2004	6,500,000	$6,500	$(6,500)	$-	$-

Net loss	-	-	-	(1,500)	(1,500)

Balance, December 31, 2005	6,500,000	6,500	(6,500)	(1,500)	(1,500)

Net loss	-	-	-	(967)	(967)

Balance, December 31, 2006	6,500,000	6,500	(6,500)	(2,467)	(2,467)

Issuance of common stock for cash at $0.015 per share on April 25, 2007	333,333	333	4,667	-	5,000

See accompanying notes to the financial statements.

Issuance of common stock for cash at $0.015 per share on July 30, 2007	2,000,000	2,000	28,000	-	30,000

Net loss	-	-	-	(9,724)	(9,724)

Balance, December 31, 2007	8,833,333	$8,833	$26,167	$(12,191)	$22,809

Issuance of common stock for cash at $0.03 per share on January 29, 2008	26,667	27	773	-	800

Issuance of common stock for cash at $0.001 per share on February 27, 2008	500,000	500	-	-	500

Issuance of common stock for cash at $0.03 per share on March 14, 2008	666,667	667	19,333	-	20,000

Net loss	-	-	-	(27,265)	(27,265)

Balance, September 30, 2008	10,026,667	$10,027	$46,273	$(39,456)	$16,844

See accompanying notes to the financial statements

THE FASHION FANTASIA COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Period from July 29, 2003 (Inception) through September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,265)	$(6,129)	$(39,456)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	250	(467)	4,000

NET CASH USED IN OPERATING ACTIVITIES	(27,015)	(8,596)	(35,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	21,300	35,000	56,300

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,300	35,000	56,300

NET CHANGE IN CASH	(5,715)	26,404	20,844

Cash at beginning of period	26,559	-	-

Cash at end of period	$20,844	$26,404	$20,844

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-

Taxes paid	$-	$-	$-

See accompanying notes to the financial statements

THE FASHION FANTASIA COMPANY
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
September 30, 2008 and 2007
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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

                 The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto contained in the information filed as part of the Company's Registration Statement on Form 10 as filed with the SEC on June 23, 2008.

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

Net income (loss) per common share

                 Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive common shares outstanding as of September 30, 2008 or 2007.

Recently issued accounting pronouncements

                 In June 2003, the United States Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the year ending December 31, 2009, the Company will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement
•	of management's responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	of management's assessment of the effectiveness of our internal control over financial reporting as of year end;

•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

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

                 In March 2008, the FASB issued FASB Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133" ("SFAS No. 161"), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this

Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

                 Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

                 As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $39,456 at September 30, 2008, earned nominal amount of revenue since inception and had a net loss and cash used in operations of $27,265 and $27,015, respectively, for the nine months ended September 30, 2008.

                 While the Company is attempting to generate sufficient revenues, the Company's cash position may not be sufficient to support its daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 6 - CONCENTRATION OF RISK

                 One (1) customer accounted for all of the net sales for the nine months ended September 30, 2007.

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

Three Months Ended September 30, 2008 and 2007

Results of Operations

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	For the Period from July 29, 2003 (Inception) through September 30, 2008

Revenues	$-	$267	$2,267
Operating expenses:
Professional fees	2,000	3,750	30,366
General and administrative expenses	3,250	4,214	9,449
Loss from operations	(5,250)	(7,697)	(37,548)
Other income	(52)	(98)	(592)
Income taxes	-	500	2,500
Net loss	$(5,198)	$(8,099)	$(39,456)

Revenue

                 Our revenue for the three months ended September 30, 2008 and 2007 was $0 and $267, respectively. We have had total revenues of $2,267 from our inception on July 29, 2003 through September 30, 2008. All of our revenue since our inception relates to fashion related consulting services. We did not have any revenues from consulting services during the three months ended September 30, 2008, and we do not expect to have additional revenues from consulting services or any material revenues at all until after December 31, 2008.

Cost of revenue

                 Our cost of goods sold were $0 for the three month periods ended September 30, 2008 and 2007, and we have not had any cost of goods sold since our inception. Because the $2,267 in revenues we generated since our inception were from consulting services, there was no cost of goods sold related to these revenues.

Professional fees

                 We incurred $2,000 in professional fees for the three months ended September 30, 2008, compared to $3,750 for the same period one year ago and $30,366 since our inception. The professional fees we incurred for the three months ended September 30, 2008 related to $2,000 in accounting fees, and the professional fees we have incurred since our inception related to $13,500 in accounting fees and $16,866 in legal fees.

General and administrative expenses

                 We incurred general and administrative expenses of $3,250 for the three months ended September 30, 2008 compared to general administrative expenses of $4,214 for the three months ended September 30, 2007 and $9,449 for the period since our inception. Our general and administrative expenses for the three months ended September 30, 2008 consisted primarily of approximately $1,285 in automobile expenses, $997 in office supplies, $384 in travel expenses, $309 in licenses and permits, and $225 in miscellaneous expenses.

Other Income

                 Our total other income was ($52) for the three months ended September 30, 2008, which consisted entirely of interest income, compared to ($98) for the same period one year ago. We have a total of ($592) of other income since our inception through September 30, 2008, also consisting entirely of interest income.

Net Loss

                 We had a net loss of $5,198 for the three months ended September 30, 2008, compared to a net loss of $7,697 for the three months ended September 30, 2007. The net loss for the three months ended September 30, 2008 was a result of our lack of revenues and the amounts we spent on professional fees and general and administrative expenses. Our net loss for the period from July 29, 2003 (inception) through September 30, 2008 was $39,456.

Nine Months Ended September 30, 2008 and 2007

Results of Operations

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	For the Period from July 29, 2003 (Inception) through September 30, 2008

Revenues	$-	$2,267	$2,267
Operating expenses:
Professional fees	22,866	3,750	30,366
General and administrative expenses	4,738	4,244	9,449
Loss from operations	(27,604)	(5,727)	(37,548)
Other income	(339)	(98)	(592)
Income taxes	-	500	2,500
Net loss	$(27,265)	$(6,129)	$(39,456)

Revenue

                 Our revenue for the nine months ended September 30, 2008 was $0, compared to revenues of $2,267 for the nine months ended September 30, 2007. We have had total revenues of $2,267 from our inception on July 29, 2003 through September 30, 2008. All of our revenue since our inception relates to fashion related consulting services. We did not have any revenues from consulting services during the nine months ended September 30, 2008, and we do not expect to have additional revenues from consulting services or any material revenues at all until after December 31, 2008

Cost of revenue

                 Our cost of goods sold were $0 for the nine-month periods ended September 30, 2008 and 2007, and we have not had any cost of goods sold since our inception. Because the $2,267 in revenues we generated since our inception were from consulting services, there was no cost of goods sold related to these revenues.

Professional fees

                 We incurred $22,866 in professional fees for the nine months ended September 30, 2008, compared to $3,750 for the same period one year ago and $30,366 since our inception. The professional fees we incurred for the nine months ended September 30, 2008 related to $16,866 in legal fees and $6,000 in accounting fees, and the professional fees we have incurred since our inception related to $13,500 in accounting fees and $16,866 in legal fees.

General and administrative expenses

                 We incurred general and administrative expenses of $4,738 for the nine months ended September 30, 2008 compared to general administrative expenses of $4,244 for the nine months ended September 30, 2007 and $9,449 for the period since our inception. Our general and administrative expenses for the nine months ended September 30, 2008 consisted primarily of approximately $964 in travel expenses, $1,656 in automobile expenses, $1,126 in office supplies, and $532 in miscellaneous expenses.

Other Income

                 Our total other income was ($339) for the nine months ended September 30, 2008, which consisted entirely of interest income, compared to ($98) for the same period one year ago. We have a total of ($592) of other income since our inception through September 30, 2008, also consisting entirely of interest income.

Net Loss

                 We had a net loss of $27,265 for the nine months ended September 30, 2008, compared to a net loss of $6,129 for the nine months ended September 30, 2007. The net loss for the nine months ended September 30, 2008, was a result of our lack of revenues and the amounts we spent on professional fees and general and administrative expenses. Our net loss for the period from July 29, 2003 (inception) through September 30, 2008 was $39,456.

Liquidity and Capital Resources

Introduction

                 As of September 30, 2008, we had total current assets of $20,844 and total current liabilities of $4,000. As of September 30, 2008, our assets consisted entirely of cash. During the period from July 29, 2003 (inception) through September 30, 2008, we incurred a net loss of $39,456.

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

                 Our cash, current assets, primary current liabilities, and total current liabilities as of September 30, 2008, compared to the end of our last quarterly period were:

	As of September 30, 2008	As of June 30, 2008	Change

Cash and cash equivalents	$20,844	$24,042	$(3,198)
Total current assets	20,844	24,042	(3,198)
Accrued expenses	4,000	2,000	2,000
Total current liabilities	4,000	2,000	2,000

Cash Requirements

                 We intend to use our available funds for working capital purposes.

Sources and Uses of Cash

Operating Activities

                 Our net cash (used in) operating activities was ($27,015) for the nine months ended September 30, 2008 and ($8,596) for the nine months ended September 30, 2007. The principal component of the increase in net cash used in operations for the nine months ended September 30, 2008 was a net loss of $27,265, which was partially offset by an increase in accrued expenses of $250. Our net cash (used in) operating activities was ($35,456) for the period from July 29, 2003 (inception) through September 30, 2008.

Financing Activities

                 Our net cash provided by financing activities was $21,300 for the nine months ended September 30, 2008, compared to $35,000 for the nine months ended September 30, 2007, and were both the result of the sale of our common stock. Our net cash provided by financing activities was $56,300 for the period from July 29, 2003 (inception) through September 30, 2008, and was all the result of the sale of our common stock.

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

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

                 As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4T	Controls and Procedures

                 We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

                 A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

                 1.                We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

                 Commencing with our annual report for the year ending December 31, 2009, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•	of management's responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	of management's assessment of the effectiveness of our internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

                 Furthermore, we will be required to file the auditor's attestation report separately on our internal control over financial reporting on whether we believe that we have maintained, in all material respects, effective internal control over financial reporting.

PART II - OTHER INFORMATION
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

                 As a smaller reporting company, we are not required to provide the information required by this Item. On at least an annual basis, we are required to provide our shareholders with a statement of risk factors and other considerations for their review. Our current risk factors are not substantially different from the risk factors disclosed in our Registration Statement on Form 10/A filed on September 15, 2008.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

                 There have been no events that are required to be reported under this Item.
ITEM 3	Defaults Upon Senior Securities

                 There have been no events that are required to be reported under this Item.
ITEM 4	Submission of Matters to a Vote of Security Holders

                 There have been no events that are required to be reported under this Item.
ITEM 5	Other Information

                 There have been no events that are required to be reported under this Item.
ITEM 6	Exhibits

3.1 (1)	Amended and Restated Articles of Incorporation of The Fashion Fantasia Company

3.2 (1)	Bylaws of The Fashion Fantasia Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 (1)         Incorporated by reference from our Registration Statement on Form 10-12G filed with the Commission on June 23, 2008.

SIGNATURES

                 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
The Fashion Fantasia Company

Dated: November 12, 2008		/s/ Hong Zhao
	By:	Hong Zhao
Chief Executive Officer, Chief Financial Officer, Secretary and Chairwoman of the Board of Directors